Form 10-K
period 2007-12-31
Entergy Gulf States Reconstruction Funding I, LLC
filed 2008-03-26
CIK 1396549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number of issuing entity: 333-142252-01 ENTERGY GULF STATES RECONSTRUCTION FUNDING I, LLC (Exact name of issuing entity as specified in its charter)

ENTERGY TEXAS, INC.

(Exact name of depositor and sponsor as specified in its charter)

Delaware	20-8834449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Capital Center 919 Congress Avenue, Suite 840 Austin, Texas 78701
(Address of principal executive offices)

Registrant's telephone number, including area code: (409) 981-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Regulations Act.

              [ ] Yes                [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

              [ ] Yes                [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              [X] Yes                [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
              [  ] Large accelerated filer          [ ] Accelerated filer         [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
              [ ] Yes                [X] No

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of Entergy Corporation's Proxy Statement relating to the 2008 Annual Meeting of Shareholders of Entergy Corporation has been incorporated by reference in Item 11 of Part III of this report.

 Part I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction J of Form 10-K.

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   Selected Financial Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Entergy Gulf States Reconstruction Funding I, LLC (the "Company" or "Issuing Entity") has four managers. At least one manager must not be, and must not have been for at least five years prior to the date of his appointment:

  a direct or indirect legal or beneficial owner of the Company, the Company's owner, any of the Company's respective affiliates or any of the Company's owner's affiliates, a relative, supplier, employee, officer, director, manager, contractor or material creditor of the Company, the Company's owner or any of the Company's affiliates or any of the Company's owner's affiliates, or a person who controls (whether directly, indirectly or otherwise) the Company's owner or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of the Company's owner or its affiliates; provided, that the indirect or beneficial ownership of stock of the Company's owner or its affiliates through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an independent manager.

        The following are the managers of the Company as of March 15, 2008:

Name	Age	Title and Background
Eddie Peebles	47

Manager and President of the Company. Vice President, Corporate Development for Entergy Services, Inc., a subsidiary of Entergy Corporation.  From July 2003 to July 2005, Director, Structured Transactions for Entergy Services, Inc.  From October 2000 through July 2003, Director, Mergers, Acquisitions and Structured Finance of Entergy Enterprises, Inc., a subsidiary of Entergy Corporation.

Barrett Green	40

Manager and Vice President of the Company. Vice President, Commercial Analytics for Entergy Services, Inc.  From July 2003 to October 2004, Director, Portfolio Management for Entergy Services, Inc.  From April 2002 to July 2003, Director, Finance and Development - ENI for Entergy Services, Inc.

Tom Wagner	53

Manager and Vice President of the Company. Assistant General Counsel for Entergy Services, Inc.  From April 2000 through December 2001, Senior Counsel for Entergy Enterprises, Inc.  From January 2002 through December 2004, Assistant General Counsel for Entergy Enterprises, Inc.

Thomas Strauss	42	Manager. Client Services of Wilmington Trust SP Services and Vice President of Wilmington Trust Company since 2001.

Code of Conduct

The Company is a wholly-owned subsidiary of Entergy Texas, Inc., which is a wholly-owned subsidiary of Entergy Corporation ("Entergy"). The Board of Directors of Entergy has adopted a Code of Business Conduct and Ethics for Members of the Board of Directors. The code is available through Entergy's website (www.entergy.com) or upon written request. The Board has also adopted a Code of Business Conduct and Ethics for Employees, that includes Special Provision Relating to Principal Executive Officer and Senior Financial Officers. The Code of Business Conduct and Ethics for Employees is to be read in conjunction with Entergy's omnibus code of integrity under which Entergy operates, called the Code of Entegrity as well as system policies. All employees are required to abide by the Codes. Non-bargaining employees are required to acknowledge annually that they understand and abide by the Code of Entegrity. The Code of Business Conduct and Ethics for Employees and the Code of Entegrity are available through Entergy's website (www.entergy.com) or upon written request.

Item 11.   Executive Compensation.

Thomas Strauss serves as the independent manager of the Company, and the Company pays an annual fee of $5,000 to Wilmington Trust Company for Mr. Strauss' services as manager. Messrs. Peebles, Green, and Wagner are employees of Entergy Services, Inc. They do not receive any compensation from the Company for their services as managers or executive officers of the Company, and they do not receive any additional or separate compensation from Entergy Services, Inc. in respect of the services that they perform for the Company. For information regarding Entergy's executive compensation, see "Compensation Discussion and Analysis," "Executive Compensation Tables," "2007 Non-Employee Director Compensation" and "Personnel Committee Interlocks and Insider Participation" in Entergy's Proxy Statement dated March 19, 2008 and filed by Entergy as Schedule 14A on March 19, 2008 (File No. 001-11299) (the "Entergy 2008 Proxy Statement"), which is incorporated herein by this reference. Also see "Personnel Committee Report," which is included in the Entergy 2008 Proxy Statement but not deemed "filed" pursuant to applicable rules of the Securities and Exchange Commission and shall not be deemed filed as part of this report as a result of this reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:

1.	Financial Statements.
	Not applicable.

2.	Financial Statement Schedules.
	Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):
	3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on April 12, 2007.
	3.2	Limited Liability Company Agreement of the Issuing Entity executed as of April 16, 2007.
	4.1	Indenture dated as of June 29, 2007 between the Issuing Entity and The Bank of New York providing for the issuance of Senior Secured Transition Bonds, Series A.
	4.2	Form of Senior Secured Transition Bonds, Series A.
*	31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).
*	33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Texas, Inc.
*	33.2	Assertion of compliance with applicable servicing criteria for The Bank of New York.
*	34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Texas, Inc.
*	34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York.
*	35.1	Servicer compliance statement.
	99.1	Transition Property Servicing Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as servicer.
	99.2	Transition Property Purchase and Sale Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as seller.
	99.3	Administration Agreement, dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as administrator.

(b) Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1 Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on April 12, 2007 (incorporated by reference to exhibit 3.3 included as an exhibit to the Issuing Entity's Form S-3/A dated June 6, 2007).

3.2 Limited Liability Company Agreement of the Issuing Entity executed as of April 16, 2007 (incorporated by reference to exhibit 3.4 included as an exhibit to the Issuing Entity's Form S-3/A dated June 6, 2007).

4.1 Indenture dated as of June 29, 2007 between the Issuing Entity and The Bank of New York providing for the issuance of Senior Secured Transition Bonds, Series A (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 9, 2007).

4.2 Form of Senior Secured Transition Bonds, Series A (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 9, 2007).

*31.1 Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1 Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Texas, Inc.

*33.2 Assertion of compliance with applicable servicing criteria for The Bank of New York.

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Texas, Inc.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York.

*35.1 Servicer compliance statement.

99.1  Transition Property Servicing Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as servicer (incorporated by reference to exhibit 99.1 included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 9, 2007).

99.2 Transition Property Purchase and Sale Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 9, 2007).

99.3 Administration Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as administrator (incorporated by reference to exhibit 99.3 included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 9, 2007).

(c) Not applicable.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Company is a wholly-owned subsidiary of Entergy Texas, Inc. ("ETI"), a successor in interest to Entergy Gulf States, Inc. ("EGSI").

On December 31, 2007, EGSI completed a jurisdictional separation plan (the "JSP") consistent with statutory authority pursuant to Texas House Bill 1567, enacted in 2005, and authorization from each of the Louisiana Public Service Commission ("LPSC"), the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission. The JSP resulted in two vertically integrated utilities, one operating under the sole retail jurisdiction of the Public Utility Commission of Texas, ETI, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana, L.L.C. By operation of law, the Texas-related assets and liabilities of EGSI were allocated to ETI, and, as of the close of business on December 31, 2007, ETI is a wholly-owned subsidiary of Entergy Corporation. Among other actions, effective December 31, 2007, ETI assumed EGSI's rights, obligations and liabilities under various agreements (including the Transition Property Servicing Agreement (Exhibit 99.1), the Transition Property Purchase and Sale Agreement (Exhibit 99.2) and the Administration Agreement (Exhibit 99.3)) and became the sole successor member of the Company.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33 and 34 under Item 15. The material instance of noncompliance described in Schedule A to The Bank of New York's Assertion of Compliance (Exhibit 33.2) is not applicable to the Issuing Entity.

Item 1123 Servicer Compliance Statement.

See Exhibit 35 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2008.

ENTERGY GULF STATES RECONSTRUCTION FUNDING I, LLC

(Issuing Entity)

By: Entergy Texas, Inc., as servicer

/s/ Theodore H. Bunting, Jr.
Name: Theodore H. Bunting, Jr.
Title: Senior Vice President and
Chief Accounting Officer
(Senior officer in charge of the
servicing function of the servicer)

EXHIBIT INDEX

* 31.1 Certification pursuant to Rule 13a-14(d)/15d-14(d)

* 33.1 Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Texas, Inc.

* 33.2 Assertion of compliance with applicable servicing criteria for The Bank of New York.

* 34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Texas, Inc.

* 34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York.

* 35.1 Servicer compliance statement.