Form 10-K
period 2008-12-31
Entergy Gulf States Reconstruction Funding I, LLC
filed 2009-03-31
CIK 1396549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Commission File Number of depositor: 000-53134

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

[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ ] Yes                [X] No

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: None.

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

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction J of Form 10-K.

Item 11.   Executive Compensation.

Omitted pursuant to General Instruction J of Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:

1.	Financial Statements.
	Not applicable.

2.	Financial Statement Schedules.
	Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):
	3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on April 12, 2007.
	3.2	Limited Liability Company Agreement of the Issuing Entity executed as of April 16, 2007.
	4.1	Indenture dated as of June 29, 2007 between the Issuing Entity and The Bank of New York Mellon providing for the issuance of Senior Secured Transition Bonds, Series A.
	4.2	Form of Senior Secured Transition Bonds, Series A.
*	31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).
*	33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Texas, Inc.
*	33.2	Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.
*	34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Texas, Inc.
*	34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.
*	35.1	Servicer compliance statement.
	99.1	Transition Property Servicing Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as servicer.
	99.2	Transition Property Purchase and Sale Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as seller.
	99.3	Administration Agreement, dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as administrator.

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

4.1 Indenture dated as of June 29, 2007 between the Issuing Entity and The Bank of New York Mellon providing for the issuance of Senior Secured Transition Bonds, Series A (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 9, 2007).

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

*33.2 Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Texas, Inc.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.

*35.1 Servicer compliance statement.

99.1 #9; Transition Property Servicing Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as servicer (incorporated by reference to exhibit 99.1 included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 9, 2007).

99.2 #9; Transition Property Purchase and Sale Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Issuing Entity's Report on Form 8-K dated July 9, 2007).

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

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Company is a wholly-owned subsidiary of Entergy Texas, Inc. ("ETI"), a successor in interest to Entergy Gulf States, Inc. ("EGSI").

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33 and 34 under Item 15. The material instance of noncompliance described in Schedule A to The Bank of New York Mellon's Assertion of Compliance (Exhibit 33.2) is not applicable to the Issuing Entity.

Item 1123 Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2009.

ENTERGY GULF STATES RECONSTRUCTION FUNDING I, LLC

(Issuing Entity)

By: Entergy Texas, Inc., as servicer

/s/ Theodore H. Bunting, Jr.
Name: Theodore H. Bunting, Jr.
Title: Senior Vice President and
Chief Accounting Officer
(Senior officer in charge of the
servicing function of the servicer)

&#

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its Noteholders. The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.

EXHIBIT INDEX

* 31.1 Certification pursuant to Rule 13a-14(d)/15d-14(d)

* 33.1 Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Texas, Inc.

* 33.2 Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.

* 34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Texas, Inc.

* 34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.

* 35.1 Servicer compliance statement.