Form 10-K
period 2009-12-31
Entergy Gulf States Reconstruction Funding I, LLC
filed 2010-03-30
CIK 1396549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

              [X] Yes                [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

(b) Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1           Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on April 12, 2007 (incorporated by reference to exhibit 3.3 included as an exhibit to the Issuing Entity’s Form S-3/A dated June 6, 2007).

3.2           Limited Liability Company Agreement of the Issuing Entity executed as of April 16, 2007 (incorporated by reference to exhibit 3.4 included as an exhibit to the Issuing Entity’s Form S-3/A dated June 6, 2007).

4.1           Indenture dated as of June 29, 2007 between the Issuing Entity and The Bank of New York Mellon providing for the issuance of Senior Secured Transition Bonds, Series A (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K dated July 9, 2007).

4.2           Form of Senior Secured Transition Bonds, Series A (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K dated July 9, 2007).

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

99.2        Transition Property Purchase and Sale Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated July 9, 2007).

99.3        Administration Agreement dated as of June 29, 2007 between the Issuing Entity and Entergy Gulf States, Inc., as administrator (incorporated by reference to exhibit 99.3 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated July 9, 2007).

(c)       Not applicable.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Company is a wholly-owned subsidiary of Entergy Texas, Inc. (“ETI”), a successor in interest to Entergy Gulf States, Inc.

Item 1122.  Compliance with Applicable Servicing Criteria.

See Exhibits 33 and 34 under Item 15. The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for Entergy Texas, Inc. included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified material instances of noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i) of Regulation AB with respect to ETI’s performance under the Servicing Agreement.  Specifically, during the reporting period covered by this Form 10-K, two monthly servicer certificates were not delivered to the indenture trustee and certain other parties on or before the required date as specified in the Servicing Agreement.  The certificates were delivered shortly after the due dates.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for The Bank of New York Mellon (and certain of its affiliates) included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K identified material instances of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(i) of Regulation AB with respect to The Bank of New York Mellon’s servicing platform.  Specifically, during the reporting period covered by this Form 10-K, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents.  The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by The Bank of New York Mellon.

Item 1123  Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2010.

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