Form 10-K
period 2017-12-31
Entergy Gulf States Reconstruction Funding I, LLC
filed 2018-03-22
CIK 1396549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number of issuing entity: 333-142252-01
Central Index Key Number of issuing entity: 0001396549

ENTERGY GULF STATES RECONSTRUCTION FUNDING I, LLC
(Exact name of issuing entity as specified in its charter)

ENTERGY TEXAS, INC.
(Exact name of depositor and sponsor as specified in its charter)

Commission File Number of depositor: 000-53134
Central Index Key Number of depositor: 0001427437

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]          Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

The Assertion of Compliance of Applicable Servicing Criteria of the trustee, The Bank of New York Mellon (the “Trustee”), identified a material instance of non-compliance. The Trustee has advised Entergy Gulf States Reconstruction Funding I, LLC (the “Issuer”) that this instance of non-compliance did not affect the Issuer’s Senior Secured Transition Bonds (the “Bonds”) or any other utility securitization secured by similar assets. The Issuer requested that the Trustee provide further information about the instance of non-compliance, specifically:

•
The asset type(s) included in the sample of transactions reviewed for purposes of assessing compliance with servicing criteria applicable to them, where the identified instances of noncompliance were found to exist, and whether the identified instances of noncompliance involved the subject transaction;

•
The extent or scope of any material instance of noncompliance, including any material impacts or effects as a result of the material instances of noncompliance that have affected payments or expected payments on the asset-backed securities; and

•	The party’s current plans, if any, or actions already undertaken, for remediating the material instance of noncompliance or the impacts caused by the material instance of noncompliance.

The Issuer did not possess any information regarding any of the items above, but the Trustee provided the following information with respect to the instance of non-compliance:

Non-compliance - Item 1122(d)(3)(i)(A):
During the twelve months ended December 31, 2017 (the “Period”), certain reports to investors were not prepared in accordance with the timeframes set forth in the related transaction agreements. These reports contain the information that is also reported on EDGAR on the Form 10-D Distribution Statement, which reports were timely filed.

Discussion: The Trustee advised the Issuer that its ABS platform was tested through a process of random sampling of the myriad asset classes that are present on said platform.  The Trustee advised that the investor reports mentioned above which were not timely filed related to certain resecuritization and repackage transactions. The Trustee indicated that the identified instance of non-compliance did not involve the Issuer. The investor reports were delivered outside the timeframe set forth in the transaction agreements. According to the Trustee, this non-compliance did not affect any payments.
Reports filed on EDGAR on Form 10-D were filed timely and as required. The Trustee has advised that its management has enhanced controls in order to better ensure reports are delivered timely to investors.

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

EXHIBIT INDEX

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

See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March 2018.

ENTERGY GULF STATES RECONSTRUCTION FUNDING I, LLC (Issuing Entity)

By: Entergy Texas, Inc., as servicer
By:     /s/ Steven C. McNeal
Name:    Steven C. McNeal
Title:     Vice President and Treasurer
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